Form 10QSB/A
period 2002-06-30
CABINET ACQUISITION CORP
filed 2002-08-12
CIK 817717

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB/A
(Mark One)

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



This amendment corrects a typographical error in the date of certification from the report earlier filed.

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

CABINET ACQUISITION CORPORATION

By:   James M. Cassidy
       /s/ President

Dated: August 12, 2002

                           CERTIFICATION



     By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending June 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



            By:  /s/ James M. Cassidy
            Chief Executive Officer
            Dated: August 12, 2002


            By:  /s/ James M. Cassidy
            Chief Financial Officer
            Dated: August 12, 2002