Form 10KSB
period 2006-12-31
CABINET ACQUISITION CORP
filed 2007-04-02
CIK 817717

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2006

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

Class                              Outstanding at December 31, 2006
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


Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2006 are attached to this filing.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


Item 8A.   Controls and Procedures

       Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


Item 8A(T).  Not applicable.


Item 8B.

     There is no information required to be filed on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.


                              PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James M. Cassidy      71       President, Secretary, Director

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

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-B. The Company has one person who is the sole shareholder and serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. Finally the sole officer and director of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

	Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


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


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth, as of December 31, 2006, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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


Item 13.  Exhibits

	There are no additional exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB are incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services


	Audit Fees, Audit-related Fees, Tax Fees, and All Other Fees

	The company has no activities, no income and no expenses. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

	The independent registered public accounting firm's audit fees for the past years have been $780 per year.



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

Dated:  March 27, 2007


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 27, 2007

                  CABINET ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2005

                  CABINET ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

                              CONTENTS


PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
		2006 AND 2005 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2006

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
		2006 AND 2005 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2006

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Cabinet Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Cabinet Acquisition Corporation (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from March 24, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Cabinet Acquisition Corporation (a development stage company) as of December
31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from March 24, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 23, 2007

                       CABINET ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                          AS OF DECEMBER 31, 2006
                           ------------------------

                                  ASSETS
                                  ------

                   Cash                                    $   100
                                                           --------
                   TOTAL ASSETS                            $   100
                   ------------                            ========


                         LIABILITIES AND STOCKHOLDER'S EQUITY
                         ------------------------------------

                   LIABILITIES                              $   -
                                                           ----------
                   STOCKHOLDER'S EQUITY

                   Preferred Stock, $.0001 par value,
                     20,000,000 shares authorized,
                     none issued and outstanding                -
                   Common Stock, $.0001 par value,
                     100,000,000 shares authorized,
                     1,000,000 issued and outstanding           100
                   Additional paid-in capital                 1,315
                   Deficit accumulated during
                     development stage                       (1,315)
                                                            --------
                     Total Stockholder's Equity                 100
                                                            --------
                   TOTAL LIABILITIES AND
                   STOCKHOLDER'S EQUITY                     $   100
                                                            =========



                  See accompanying notes to financial statements
                                       2

                           CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                               -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2006          2005               2006
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
 Professional Fees	   780		  -		    780
                      ----------      ---------        ---------


Total expenses             780            -               1,315
                      ----------      ---------         ---------

NET LOSS              $   (780)        $  -             $(1,315)
==========            ==========      =========        ==========


                      See accompanying notes to financial statements
                                       3

                          CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                 TO DECEMBER 31, 2006
                                 --------------------

                                                          Deficit
                                                          Accumulated
                                              Additional  During
                        Common Stock Issued    Paid-In    Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -         $   -       $  100

Fair value of expenses
  contributed                   -        -        1,315          -        1,315

Net loss for the years ended:
 December 31, 1999              -        -         -           (535)       (535)
 December 31, 2000              -        -         -             -           -
 December 31, 2001              -        -         -             -           -
 December 31, 2002              -        -         -             -           -
 December 31, 2003              -        -         -             -           -
 December 31, 2004              -        -         -             -           -
 December 31, 2005              -        -         -             -           -
 December 31, 2006	        -        -         -            (780)	   (780)
                          ---------   ------     -------     --------      -----
BALANCE AT
  DECEMBER 31, 2006      1,000,000    $ 100      $1,315       $(1,315)     $ 100



              See accompanying notes to financial statements
                                      4

                          CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                For The Period
                                                                    From
                                    For the Year  For the Year  March 24, 1999
                                       Ended         Ended      (Inception) to
                                    December 31,   December 31,  December 31,
                                       2006          2005           2006
                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $   (780)       $   -         $  (1,315)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      780            -              1,315
                                       -------        -------        ---------

 Net Cash Used In Operating Activities     -             -                -
                                       -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES       -             -                -
                                       -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -              -               100
                                       -------        -------         --------
 Net Cash Provided By Financing
    Activities                            -              -               100
                                       -------        -------         --------
INCREASE IN CASH AND CASH EQUIVALENTS     -              -               100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100             100               -
                                       -------        -------         --------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100             $100            $100
=========================             ========        =======         ========


                     See accompanying notes to financial statements
                                        5

                           CABINET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2006
                              -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Cabinet Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2006 and 2005.

                           CABINET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2006
                              -----------------------

(E) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued
FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

                           CABINET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2006
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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2006 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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