Form 10-Q
period 2009-03-31
CABINET ACQUISITION CORP
filed 2009-05-14
CIK 817717

`                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

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


       Class                                  Outstanding at
                                              March 31, 2009

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                 PART I -- FINANCIAL INFORMATION

                 CABINET ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                         CONTENTS

PAGE 1       CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

PAGE 2 CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2009

PAGE 3 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2009

PAGE 4 CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2009

PAGES 5 - 7  NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009 AND 2008

                         CABINET ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                            -----------------------
                                    ASSETS
                                    ------

                                               As of              As of
                                           March 31, 2009    December 31, 2008
                                             (Unaudited)     -----------------
                                             -----------
  Cash                                       $    100         $     100
                                             ---------        ----------
  TOTAL ASSETS                               $    100         $     100
  ------------                               ---------        ----------

                  LIABILITIES AND STOCKHOLDER'S EQUITY
                  -------------------------------------

   LIABILITIES                               $    333             2,000
                                              --------         ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                   -                -

   Common Stock, $.0001 par value,
     100,000,000 shares authorized,
     1,000,000 issued and outstanding             100               100
   Additional paid-in capital                   3,762             2,095
   Deficit accumulated during
        development stage                      (4,095)           (4,095)
                                              --------          ---------
   Total Stockholder's Equity (Deficiency)       (233)           (1,900)
                                              --------          ---------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                      $   100           $   100
                                              ========          =========

             See accompanying notes to condensed financial statements
                                          1

                           CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENTS OF OPERATIONS
                               -----------------------

                                                                         For the Period
                                                                              from
                                              For the        For the      March 24, 1999
                                           Three MonthS   Three Months     (Inception)
                                              Ended          Ended        through March
                                         March 31, 2009   March 31, 2008     31,2009
                                         --------------   --------------  -------------
Income                                    $     -          $     -         $     -

Expenses
  Organization expense                          -                -               535
  Professional Fees                             -             2,500            3,560
                                          -----------      -----------     -----------
    Total expenses                              -             2,500            4,095
                                          -----------      -----------     -----------
NET LOSS                                  $     -          $ (2,500)       $  (4,095)
=========                                 ===========      ===========     ===========

Basic and diluted--loss per share         $     -          $     -         $
                                          ===========      ===========
Weighted average number of shares
 outstanding, basic and diluted             1,000,000        1,000,000
                                          ===========      ===========


             See accompanying notes to condensed financial statements

                           CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              THROUGH MARCH 31, 2009
                               --------------------

                                                                  Deficit
                                                                Accumulated
                                                    Additional    During
                            Common Stock Issued     Paid-In       Development
                            Shares     Amount       Capital       Stage         Total
-----------                 --------   -------      --------      ---------     --------
Common Stock Issuance       1,000,000  $   100      $   -         $   -         $    100
Fair value of expenses
   contributed                 -          -           3,762           -            3,762

Net loss for the years ended:
  December 31, 1999            -          -             -             (535)         (535)
  December 31, 2000            -          -             -             -              -
  December 31, 2001            -          -             -             -              -
  December 31, 2002            -          -             -             -              -
  December 31, 2003            -          -             -             -              -
  December 31, 2004            -          -             -             -              -
  December 31, 2005            -          -             -             -              -
  December 31, 2006            -          -             -             (780)          (780)
  December 31, 2007            -          -             -             (780)          (780)
  December 31, 2008            -          -             -           (2,000)        (2,000)
Net loss for three
  months ended:
March 31, 2009                 -          -             -             -              -
                           ---------   -------      ---------      ---------     ---------
BALANCE AS OF
   MARCH 31, 2009          1,000,000   $   100      $ 3,762        $(4,095)      $   (233)
================           =========   =======      ========       =========     =========

           See accompanying notes to condensed financial statements
                                             3



                             CABINET ACQUISITION CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED STATEMENTS OF CASH FLOWS
                               ------------------------
                                                                                For the Period
                                                                                From March 24,
                                             For the Three    For the Three    1999 (Inception)
                                             Months Ended     Months Ended         through
                                             March 31, 2009   March 31, 2008    March 31, 2009
                                             --------------   --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                     $    -           $    (2,500)      $   (4,095)
Adjustment to reconcile net loss to
  net cash used by operating activities:

Contributed expenses                             1,667                -              3,762

Increase (decrease) in liabilities:
  Accrued expenses                              (1,667)             2,500              333
                                             --------------    --------------     -------------
   Net Cash Used In Operating Activities          -                   -                 -
                                             --------------    --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES              -                   -                 -
                                             --------------     --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock          -                   -                100
                                             --------------     --------------    -------------
     Net Cash Provided By Financing
         Activities                               -                   -                100
                                             --------------     --------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS             -                   -                100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                       100                100               -
                                             --------------     --------------     ------------
CASH AND CASH EQUIVALENTS - END OF
   PERIOD                                    $     100          $     100          $   100
                                             ==============     ==============     ============

                 See accompanying notes to condensed financial statements
                                               4


                     CABINET ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2009 AND 2008
                         ------------------------


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

(D) Fair Value of Financial Instruments

The Company adopted SFAS No.157 effective January 1, 2008, with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For financial instruments consisting of cash and accrued expenses included in the condensed financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments.

For financial instruments consisting of cash and accrued expenses included in the condensed financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments.

(E) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There is no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2009 and 2008.


                                 5

                      CABINET ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2009 AND 2008
                          ------------------------

(F) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended March 31, 2009 and 2008.

(G) Recent Accounting Pronouncements

FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,
Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

NOTE 2 STOCKHOLDERS' EQUITY

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

(C) Additional Paid-In Capital

Additional paid-in capital as of March 31, 2009 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).


                             6


                     CABINET ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2009 AND 2008
                         ------------------------

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

                              7


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

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,
Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     (a) Not applicable.
     (b) Item 407(c)(3) of Regulation S-K:

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


                                CABINET ACQUISITION CORPORATION

                                By: /s/ James M. Cassidy
                                   President, Chief Financial Officer
Dated: May 13, 2009

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                              OFFICE                     DATE

/s/ James M. Cassidy              Director                   May 13, 2009