Form 10-Q
period 2009-09-30
CABINET ACQUISITION CORP
filed 2009-11-13
CIK 817717

`                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 2009

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


         1830 South Alma School Road, Suite 114, Mesa, Arizona 85210
           (Address of principal executive offices)  (zip code)

                             480/374-7451
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                  Outstanding at
                                             October 8, 2009

Common Stock, par value $0.0001                 3,500,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



                  CABINET ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

                         CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009
		(UNAUDITED) AND DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
		AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR
		THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH
		SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
		FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH
		SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
		ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) THROUGH SEPTEMBER 30,
		2009 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009
		AND 2008



                 CABINET ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
                      -----------------------
                             ASSETS
                             ------
                                              As of              As of
                                       September 30, 2009   December 31, 2008
 		                            (Unaudited)     -----------------
                                           -----------

 Cash                                        $    100          $     100
                                             --------          ---------
 TOTAL ASSETS                                $    100          $     100
 ------------                                ========          =========


                 LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                ----------------------------------------


 LIABILITIES

 ACCRUED LIABILITIES                         $    333              2,000
                                             --------           --------
 TOTAL LIABILITIES				  333		   2,000
                                             --------           --------

 STOCKHOLDER'S EQUITY

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized,
  none issued and outstanding                    -                 -

 Common Stock, $.0001 par value,
  100,000,000 shares authorized,
  1,000,000 issued and outstanding               100                100
 Additional paid-in capital                    3,762              2,095
 Deficit accumulated during
     development stage                        (4,095)            (4,095)
                                             --------          ---------
 Total Stockholder's
    Deficiency                                  (233)            (1,900)
                                             --------          ---------
 TOTAL LIABILITIES AND
   STOCKHOLDER'S DEFICIENCY                  $   100             $  100
                                             ========          =========


          See accompanying notes to condensed financial statements
                                    1

                     CABINET ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
              AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                   THROUGH SEPTEMBER 30, 2009 (UNAUDITED)
                       -------------------------------

	            	For the  	For the	       For the	    For the    	For the Period
        	     	3-Months	3-Months       9-Months    9-Months   	from September 13,
             		Ended		Ended          Ended	    Ended	2006 (Inception)
             	    September 30,    September 30,    September   September 	through September
             		2009            2008          30, 2009	   30, 2008	  30, 2009

Income       		$  -        	$  -       	$  -	    $   -	 $  -
                       ------- 		-------  	------	    -------	 -------

Expenses
 Organization
    expense        	    -		   -	       	   -		-	     535
 Professional Fees	    -		   -		   -	      2,500	   3,560
                       ------- 		-------  	------	    -------	 -------

   Total expenses           -              -       	   -	      2,500	   4,095
                       ------- 		-------  	------	    -------	 -------

NET LOSS               $    -           $  -       	$  -	    $(2,500)     $(4,095)
=========              =======          =======		======	    ========	 =======

Basic and diluted--
loss per share         $   -             $ -		$  -	     $  -
                       =======          =======		======	    ========

Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000	1,000,000    1,000,000
                       =========        =========	=========    =========


        See accompanying notes to condensed financial statements

                       CABINET ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
         CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                     THROUGH SEPTEMBER 30, 2009 (UNAUDITED)
                           -----------------------------

                                                                Deficit
                                                               Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage         Total
-----------                 --------    -------    --------     ---------     --------
Common Stock Issuance       1,000,000    $ 100      $  -         $    -        $    100
Fair value of expenses
 contributed                   -           -          2,095           -           2,095

Net loss for the years ended:
 December 31, 1999             -           -          -             (535)          (535)
 December 31, 2000             -           -          -               -              -
  through December 31, 2005
 December 31, 2006             -           -          -             (780)          (780)
 December 31, 2007             -           -          -             (780)          (780)
 December 31, 2008             -           -          -           (2,000)        (2,000)
                            ---------   -------   ---------      ---------      ---------
BALANCE AS OF
   December 31, 2008      1,000,000    $ 100      $ 2,095        $(4,095)       $(1,900)
FAIR VALUE OF EXPENSES
   CONTRIBUTED                                      1,667                         1,667

Net loss for three
    months ended:
 September 30, 2009            -           -          -               -             -
                            ---------   -------   ---------      ---------      ---------
BALANCE AS OF
  September 30, 2009      1,000,000    $ 100      $ 3,762       $(4,095)       $  (233)
================          =========    =======    ========      =========      =========

                  See accompanying notes to condensed financial statements
                                                     3


                           CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                              ------------------------
                                                                                 For the Period
                                                                                 From
                                        For the Nine       For the Nine          March 24, 1999
                                        Months Ended       Months Ended          (Inception) through
                                      September 30, 2009   September 30, 2008    September 30, 2009
                                        --------------     ------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $       -          $ (2,500)             $  (4,095)
Adjustment to reconcile net loss to
 net cash used by operating activities:

 Contributed expenses                            1,667             -                    3,762

Increase (decrease) in liabilities:
  Accrued expesnes                              (1,667)          2,500                    333
                                          --------------     --------------      --------------

  Net Cash Used In Operating Activities            -               -                    -
                                          --------------     --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES               -               -                    -
                                          --------------     --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock            -               -                   100
                                          --------------     --------------      --------------
    Net Cash Provided By Financing
       Activities                                  -               -                   100
                                          --------------     --------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS              -               -                   100

CASH AND CASH  EQUIVALENTS - BEGINNING
 OF PERIOD                                         100            100                   -
                                          --------------     --------------      --------------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                  $        100       $    100             $    100
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

(A) Organization and Business Operations

Cabinet Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There is no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine months ended September 30, 2009 and 2008.

(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended September 30, 2009 and 2008.

(F) Fair Value of Financial Instruments

Effective January 1, 2009, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurrring basis
(at least annually) and (b) all financial assets and liabilities. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

A fair value hierarchy was established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The assets measured at fair value on a recurring basis subject to the disclosure requirements as of September 30, 2009 are as follows:

                            Quote Prices in  Significant
             Carrying       Active Markets   Other        Significant
             Value as of    for Identical    Observable   Unobservable
             of Sept. 30,   Assets           Inputs       Inputs
             2009           (Level 1)        (Level 2)    (Level 3)
             -----------   -------------   ------------   -----------
Cash
and cash      $100         $100
equivalents


(G) Recent Accounting Pronouncements

In June, 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009. The FASB accounting standards codification ("ASC", "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing
GAAP and, therefore, it does not have an impact of the Company's financial position, results of operations and cash flows.

In June, 2009, the FASB made an update to consolidation of variable interest entities. Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its condensed financial statements.

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

(C) Additional Paid-In Capital

Additional paid-in capital as of September 30, 2009 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5   SUBSEQUENT EVENT

On October 8, 2009, the following events occurred which resulted in a change in control of the Company: 500,000 of the total 1,000,000 outstanding shares of common stock of the Company were redeemed at par from the prior shareholder, Pierce Mill Associates, Inc. The Company subsequently issued 1,000,000 shares of common stock at par to Glenn Geller, 1,000,000 shares of common stock to Marla Beans and 1,000,000 shares of common stock at par to Michael Sinnwell, Jr. The 3,000,000 shares issued represent 85.8% of the total outstanding 3,500,000 shares of common stock.

Following the transactions above, new officers and directors were appointed and elected and the prior officer and director resigned as outlined below:

On October 8, 2009, James M. Cassidy resigned as the Company's president, secretary and sole director.

On October 8, 2009, the following persons were elected to the Board of Directors of the Company:

		Glenn Geller
		Marla Beans
		Michael Sinnwell, Jr.
		Thomas F. Kelley
		Gaden Griffin

On October 8, 2009, the following persons were appointed to the following offices of the Company:

		Glenn Geller			President
		Marla Beans			Chief Operating Officer
		Michael Sinnwell, Jr.		Chief Technology Officer
		Thomas F. Kelley		General Counsel, Secretary
		Gaden Griffin			Vice President

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued. Other than the change in control shown above, no subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


	The Company was originally formed to locate a business entity for the combination of that target company with the Company.


	On October 8, 2009, subsequent to the date of this report, the Company effected a change in control by the redemption of some of its outstanding shares of common stock and the issuance of additional shares of its common stock.

	Pursuant to the change of control, new officers and directors of the Company were appointed and elected.

	The Company has determined that it will reincorporate in Nevada although as of the date of this report no action has been taken to effect such a reincorporation.

	The Company intends to combine with COA Holdings, Inc., a Nevada corporation, although as of the date of this report no agreement has been executed nor any steps taken to effect such a combination.

	COA Holdings, Inc. is a company formed to maximize the value of several transaction and card processing companies. Its purpose is to facilitate the acquisition of existing, profitable companies and to define and enhance symmetries and provide additional capital to increase the scope and possible profitability of the combined acquired companies.
The Company believes that the business model creates a business solution platform that combines certain natural marketing relationships and enables the combined companies to provide a wider variety of technology solutions in private and secure electronic payments than any of the companies would have been able individually provide. The Company anticipates that products that will be developed will provide merchants with a lower cost structure and increase membership for financial institutions. The Company is a development company and has not yet engaged or acquired any existing companies.

	In June, 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009. The FASB accounting standards codification ("ASC", "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing
GAAP and, therefore, it does not have an impact of the Company's financial position, results of operations and cash flows.

In June, 2009, the FASB made an update to consolidation of variable interest entities. Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its condensed financial statements.


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

                               CABINET ACQUISITION CORPORATION

                               By:   /s/ Glenn Geller, President


                               By:   /s/ Marla Beans, Chief Financial Officer

Dated:   November 13, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                       OFFICE                DATE

/s/ Glenn Geller            	Director         November 13, 2009

/s/ Marla Beans            	Director         November 13, 2009

/s/ Michael Sinnwell, Jr.   	Director         November ____, 2009

/s/ Tom Kelley	            	Director         November 13, 2009

/s/ Gaden Griffin		Director         November ____, 2009