Form 10-K
period 2009-12-31
CABINET ACQUISITION CORP
filed 2010-04-16
CIK 817717

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

                      FORM 10-K
(Mark One)

     [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2009


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

                    1830 South Alma School Road
                            Suite 114
                        Mesa, Arizona 85210
        (Address of principal executive offices)  (zip code)

         Issuer's Telephone Number:     480/374-7451

Securities registered under Section 12(g)
           of the Exchange Act:              Common Stock, $.0001 par
                                                     value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                   [  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).
                                                    [ X ] Yes   [   ] No

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

      Class                                Outstanding at
                                           March 31, 2010

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

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

    The Company was in the developmental stage since inception until October 8, 2009. On October 8, 2009, the Company effected a change in control with the redemption of 500,000 of its then 1,000,000 outstanding shares of common stock and issuance of 3,000,000 shares of its common stock.

    The Company has no operations to date other than its formation, election of officers and directors and issuance/redemption of stock.

   It is anticipated that the Company will merge with or otherwise combine with COA Holdings, Inc., a company that is controlled by the management of the Company. As of the date of this report, no formal contracts, agreements or arrangements have been entered into nor any combination been designed or effected.

    COA Holdings, Inc. (COAH), a Nevada corporation, was formed on May 20, 2008, as a diversified financial holding company to combine several existing companies, and to facilitate the acquisition of existing, profitable companies, to define and enhance symmetries and to provide additional capital to increase the scope and profitability of the existing and newly combined companies specifically targeted toward the electronic payment field.

  COAH anticipates that this platform combines certain natural relationships, marketing synergies and enables the combined companies to provide a wide variety of complete technology solutions in private and secure electronic
payments   designed to create a more trustworthy, beneficial, and
accessible way to conduct commerce. COAH has access to proprietary products through products developed by its wholly-owned affiliates and/or subsidiaries.

     COAH is based in the USA and has support personnel in Arizona, Nevada, California, Wisconsin, Kansas and Vietnam. COAH has approximately 20 total staff members, consisting of management, system and software developers (in the U.S. and in Vietnam), call center representatives, and administrative personnel.

Wholly-owned affiliates or subsidiaries and products are:

   Data Box Solutions, Inc.: works with a company's financial services core to bring technologies together efficiently regardless of whom they select as their supplemental technology providers. The Data Box Solutions core system is a Payment Card Industry (PCI) Data Security Standard (DSS) PCI-DSS compliant, fully redundant and scalable system designed to extend the services of known processors through client access tools and innovative web services.

     Flex EFT, Inc.: developed The Flex network which provides a bridge hosted on the Data Box Solutions secure technology servers and intranet that allows secure software connectivity between all COAH platforms.

     SVC cards: a consumer-centric electronic transaction and card processing company that performs the reporting, issuing and processing tasks of prepaid debit cards, while offering a complete suite of customer support services.

     Allow Card of America: a prepaid card for parents and their teens developed on the SVC Cards platform and integrated to the Flex network giving the card access to numerous distribution channels and loading capability. The Allow Card was voted as the most innovative prepaid card in the world for 2006 OSCARD AWARD.

     The 'Card of America': a general payroll card that delivers significant cost savings and value to employers and their employees by offering the flexibility of direct payments into multiple accounts per cardholder with customizable options to fit the needs of a company's structure and employee culture. Cardholders gain access to a wide range of financial services, including overdraft protection, bill pay, funds transfers, with or without a direct banking relationship, at a lower cost and with greater convenience. Developed on the SVC Cards platform and integrated to the Flex network giving the card access to numerous distribution channels and loading capability.

     Fast Pay Network, Inc.: A wholly owned operating subsidiary of COAH and is a full service payment processor serving clients nationwide. Fast Pay Network provides "custom tailored" processing for all major credit cards including Visa, MasterCard, American Express and Discover, as well as providing processing for electronic benefit transfer (EBT), government cards, checks, and gift and loyalty cards.

     "FLEX Wireless": Established by COAH in 2009 for mobile applications and backend integrations (middleware) for telecommunication companies, financial institutions, retailers, enterprise markets with a need to integrate mobile applications to their financial application. Using a highly customizable mobile suite of products, clients can connect their users to bank accounts, transfer money worldwide, purchase tickets, get exclusive loyalty rewards, redeem mobile coupons, and much more while on the move.

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

     During the period covered by this report, the Company has sold securities which were not registered as follows:

                                           NUMBER OF
DATE                NAME                     SHARES      CONSIDERATION

October 8, 2009     Glenn Geller        1,000,000           $100
October 8, 2009     Marla Beans         1,000,000           $100
October 8, 2009     Michael Sinnwell    1,000,000           $100

     On October 8, 2009, the Company redeemed 500,000 shares of the initial 1,000,000 that were outstanding at that time.

Item 6.  Selected Financial Data.

     There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has no operations nor does it currently engage in any business activities generating revenues.

     It is anticipated that the Company will merge with or otherwise combine with COA Holdings, Inc., a company that is controlled by the management of the Company. As of the date of this report, no formal contracts, agreements or arrangements have been entered into nor any combination been designed or effected.

     COA Holdings, Inc. (COAH), a Nevada corporation, was formed on May 20, 2008, as a diversified financial holding company to combine several existing companies, and to facilitate the acquisition of existing, profitable companies, to define and enhance symmetries and to provide additional capital to increase the scope and profitability of the such existing and newly combined companies specifically targeted toward the electronic payment field.


     COAH anticipates that this platform combines certain natural relationships, marketing synergies and enables the combined companies to provide a wide variety of complete technology solutions in private and
secure electronic payments   designed to create a more trustworthy,
beneficial, and accessible way to conduct commerce. COAH has access to proprietary products through products developed by its wholly-owned affiliates and/or subsidiaries.

     COAH is based in the USA and has support personnel in Arizona, Nevada, California, Wisconsin, Kansas and Vietnam. COAH has approximately 20 total staff members, consisting of management, system and software developers (in the U.S. and in Vietnam), call center representatives, and administrative personnel.

BUSINESS MODEL

     COAH has developed a  Flex  network hosted on the Data Box
Solutions secure intranet. The Flex network bridges to all COA Holdings companies allowing for interchange fee based pricing structure.
Management anticipates that COAH will engage consumers with a service that provides strong benefits to consumers, merchants and financial institutions. The system will provide consumers with a secure shopping experience but it also bring a high quality in authorization and settlement of fee cards significantly lowering the cost of transactions for merchants. With the benefit through lower fees and fewer chargeback's management believes that the COAH companies can offer alternative payment platforms as an exciting and valuable add-on feature for any ecommerce through Flex EFT, Fast Pay Network or payment solution through SVC Cards. This technology will allow customers the ability to manage transactions through their mobile phones or load station via Flex Bill Pay.

      Year-End 2009 Compared to Year-End 2008.

     The Company has received no income, has had no operations nor expenses, other than accounting fees as required for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2009 and 2008 are attached to this filing.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


Item 9A.   Controls and Procedures

     Pursuant to Rules adopted by the Securities and Exchange
Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Weinberg & Company, P.A., our independent registered public accounting firm, was not required to, and has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     The Company effected a change in control on October 8, 2009 and consequently there were new officers and directors supervising and maintaining the control procedures of the Company adopting the controls in place. The new officers and directors are directly involved in operations of the Company and there have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                       Positions and Offices Held
     -----------------           -----------
    Glenn Geller                 Director, President
    Marla Beans                  Director, Chief Operating Officer
    Michael Sinnwell, Jr.        Director, Chief Technology Officer
    Thomas F. Kelley             Director, General Counsel
    Gaden Griffin                Director, Vice President

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

     Glenn E. Geller serves as the Registrant's President and a director. Mr. Geller is the president and a director of COA Holdings, Inc., a Nevada corporation. Mr. Geller has been involved in computer innovations from hardware to software including LAN, WAN, and wireless system development since the early 1990's. He was the founder and president of several companies related to computer Internet/networking design and management, and also was the lead network analyst and design consultant for several large firms at which he designed, installed, and managed large networking systems for major defense contractors, the Teamsters Union, various law firms, casinos, and major medical facilities. Mr. Geller specializes in the prepaid cash card industry and was the founder and president of several companies. Through his vast systems architecture knowledge, he has participated in the development of several innovative programs with MasterCard, Visa, and other international card associations, banks, and processors. Mr. Geller has extensive experience with the adaptation of technology to business use and has several U.S. patents pending for specific stored value card systems and business methods. His credentials include knowledge of many network business methods, protocols, operating systems, logic programming and back-office software. Mr. Geller attended the University of California, Irvine, and the University of Nevada, Las Vegas.

     Marla J. Beans serves as the Registrant's Chief Operating Officer and director. Ms. Beans is the chief operating officer and a director of COA Holdings, Inc., Nevada. Ms. Beans has worked in the Electronic
Processing industry for over 15 years. Previously, Ms. Beans co-owned The Merchant Group, which later merged with Provident One Payment
Systems. She served as president of Provident One Payment Systems, where she was responsible for solutions regarding hardware (POS and ATM), transaction processing, marketing services, data management, technical and maintenance programs, as well as credit card processing. Ms. Beans founded Allow Card of America in October, 2003. After several years of working in financial services, Ms. Beans recognized the need for improved fiscal responsibility among today's youth, and in response created Allow Card of America, Inc. Since that time, she has been instrumental in implementation of Card of America Payroll and General Spend card programs. As chief operating officer of COA Holdings, Ms. Beans currently facilitates everything from the growth and development of the organization from sales, operations and day-to-day responsibilities of each division. She was instrumental in implementing the preliminary development of an Affinity Marketing Program (AMP), taking Allow Card nationwide. Ms. Beans is strongly dedicated to the success of the program. She is confident that Allow Card, with its Financial Literacy Lessons, will increase the financial knowledge and responsibility of todays younger generation.

     Michael J. Sinnwell, Jr. serves as the Registrant's Chief Technology Officer and a director. Mr. Sinnwell is the Chief Technology Officer and director of COA Holdings, Inc., Nevada. Mr. Sinnwell is a recognized industry expert with more than 17 years experience, including telecommunications, quality assurance, financial services, software development, and information technology. Mr. Sinnwell joined Allow Card after selling Sinnper, Inc., a company founded by Mr. Sinnwell to provide outsourced business services, including call center services, supply chain management, order fulfillment, networking, and security consulting. Mr. Sinnwell has conducted extensive training and provided consultations throughout the world in a variety of information technology areas. He is responsible for the Website Management and controls the total technology department at Allow Card. His innovative ideas and experience are putting the Allow Card production at the front of the industry.

     Thomas F. Kelley serves as the Registrant's general counsel and a director. Mr. Kelley is the General Counsel and secretary of COA
Holdings, Inc., Nevada. He has substantial business and legal experience, especially in the areas of business formation, development and operations. Mr. Kelley received his Juris Doctor degree from William Mitchell College of Law, St. Paul, Minnesota. Mr. Kelley is a member of the bar of Arizona. Mr. Kelley received his Bachelor of Arts degree in Biology from Hamline University, St. Paul, Minnesota. At Hamline, Mr. Kelley received the prestigious Presidential Foundation Fellowship, a full academic scholarship and the Alsis Foundation Scholarship.

     Gaden Griffin serves as the Registrant's Vice President. Mr. Griffin is the Vice President for the Western United States for COA Holdings, Inc., Nevada. Mr. Griffin has more than 22 years experience in the financial industry. His background is extensive in the credit card acquiring industry where his key duties included building, managing and supporting banking and ISO relationships throughout the United States. Mr. Griffin played a vital and successful role in building and maintaining the national relationship with Nextel/Sprint while marketing a proprietary wireless credit card device in all major markets in the United States. Mr. Griffin worked for Zions First National Bank for 13 years managing merchant sales, business development and marketing for 35 branches within his region. Mr. Griffin and his region consistently placed in the top 5% in growth and revenue during his tenor at the bank. Mr. Griffin also has an extensive background in business ownership and development ranging from startup companies, real estate, lodging, to being part of the original ownership group that introduced professional arena football to the state of Utah.

Conflicts of Interest

     No agreement or terms have been established for the business combination with COAH and, management does not foresee or anticipate any conflict of interests in such transaction.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not yet at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The
Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code. Because the Company does not have any activities, there are activities or transactions which would be subject to this code. When the Company enters into the business combination or other corporate transaction, management will recommend that such a code be adopted and such code will be maintained on the Company's website.

     Corporate Governance. The Company has not yet created a nominating or audit committee of the board of directors. At this time, the Company consists of four shareholders, three of whom serve as directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because of the small number of shareholders, there is not yet established a process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

   Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for their services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. However, the officers and directors of the Company anticipate receiving benefits as shareholders of the Company and as officers and/or directors of COAH at such time that any business combination is effected.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address          Amount of Beneficial    Percent of
of Beneficial Owner       Ownership               Outstanding Stock(1)
-------------------       --------------------    -------------------
Glenn Geller                  1,000,000                  28.6%

Marla Beans                   1,000,000                  28.6%

Michael Sinnwell              1,000,000                  28.6%

James M. Cassidy (2)            500,000                  14.2%
1504 R Street, N.W.
Washington, D.C. 20009

All Executive Officers and
Directors as a Group
(3 Persons)                   3,000,000                  85.8%

(1) Based on 3,500,000 shares outstanding.
(2) As the sole shareholder, officer and director of Pierce Mill Associates, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the 500,000 shares of common stock of the Company owned by it.

 Item 13.  Certain Relationships and Related Transactions and
           Director Independence

     The Company has five directors all of whom are also officers of the Company and three of whom are shareholders aggregating owning 85.8% of
the outstanding shares of the Company.   None of these directors are
considered an independent director.

     On October 8, 2009, the Company issued a total of 3,000,000 shares of common stock to the following entities:

                         NUMBER OF           TOTAL
NAME                     SHARES              CONSIDERATION

Glenn Geller             1,000,000           $100
Marla Beans              1,000,000           $100
Michael Sinnwell         1,000,000           $100


Item 14.  Principal Accounting Fees and Services.

     The Company has no activities, no income and no expenses. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                      December 31, 2009          December 31, 2008
                      -----------------          -----------------
                            $ 3,000                    $2,000
                            =======                    ======
Audit-Related Fees

    There were no audit related services for the years ended 2009 and 2008.

Tax Fees

     The Company incurred $0 for tax related services provided by Weinberg & Company for the years ended December 2009 and 2008.


All Other Fees

     The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2009 and 2008.

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

               CABINET ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                   FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

              CABINET ACQUISITION CORPORATION
             (A DEVELOPMENT STAGE COMPANY)



CONTENTS


PAGE 1       REPORT OF INDEPENDENT REGISTERED PUBLIC
             ACCOUNTING FIRM

PAGE 2       BALANCE SHEETS AS OF DECEMBER 31, 2009 AND
             DECEMBER 31, 2008

PAGE 3       STATEMENTS OF OPERATIONS FOR THE YEARS
             ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD
             FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGE 4       STATEMENT OF CHANGES IN STOCKHOLDERS'
             DEFICIT FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGE 5       STATEMENTS OF CASH FLOWS FOR THE YEARS
             ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD
             FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGES 6-11   NOTES TO FINANCIAL STATEMENTS AS OF
             DECEMBER 31, 2009 AND 2008

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Cabinet Acquisition Corporation

We have audited the accompanying balance sheets of Cabinet Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from March 24, 1999 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabinet Acquisition Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from September 13, 2006 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flows from operations and a working capital deficit, which raises substantial doubt about its ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Weinberg & Company, P.A.

Boca Raton, Florida
April 14, 2010

              CABINET ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS
                AS OF DECEMBER 31, 2009 AND 2008
               ---------------------------------

                           ASSETS
                           ------
                                      As of             As of
				    December 31,     December 31,
                                      2009              2008
                                      -----             -----

Cash                                  $ 100             $  100
                                      ------            ------
TOTAL ASSETS                          $ 100             $  100
============                          ======            ======



                LIABILITIES AND STOCKHOLDER'S DEFICIT
                ------------------------------------

LIABILITIES

Accounts payable                     $  3,889           $    -
Accrued Liabilities                  	3,000             2,000
Stock redemption payable                   50                -
                                     --------            ------
    Total Liabilities			6,939		  2,000
                                     --------            ------

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                -                -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 3,500,000 issued and outstanding          350              100
Additional paid-in capital               3,762            2,095
Stock subscription receivable             (300) 	     -
Accumulated deficit during
    development stage                  (10,651)          (4,095)
                                        --------         -------

 Total Stockholders' Deficit            (6,839)          (1,900)
                                        --------         -------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                $  100           $  100
-----------------------                 =======          =======



             See accompanying notes to financial statements
                                    2


                     CABINET ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2009 and 2008
              AND FOR THE PERIOD from MARCH 24, 1999 (Inception)
                          TO December 31, 2009
                         -----------------------


                      For the Year   For the Year   For the Period from
                         Ended          Ended          March 24, 1999
                      December 31,   December 31,      (Inception) to
                          2009          2008          December 31, 2009
                      -----------    ------------     --------------
Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
 Professional Fees        6,556	        2,000	         10,116
                      ----------      ---------        ---------

   Total expenses         6,556         2,000            10,651
                      ----------      ---------         ---------

NET LOSS              $ (6,556)      $ (2,000)         $(10,651)
==========            ==========      =========        ==========

Basic and diluted--   $     -       $      -
loss per share        ==========      ==========

Weighted average
number of shares
outstanding,basic
and diluted            1,575,342      1,000,000
                      ==========     ==========


               See accompanying notes to financial statements

                        CABINET ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2009
                             --------------------

                                                               Deficit
                                 Common     Common   Addi-    Accumulated   StOCK
                                 Stock      Stock    tional     During      Subscrip-
                                 Issued     Issued   Paid-In   Development  tions
                                 Shares     Amount   Capital    Stage       Receivable  Total
                                 -------    ------   -------   ----------   ---------   -----
Balance as of March 24, 1999	       -    $    -   $    -    $     -      $   -     $
   (Date of Inception)
  Common stock issuance          1,000,000     100        -          -          -          100
  Net loss                             -        -        -        (535)         -         (535)
                                 ---------   ------   -------   ---------   --------    -------
Balance as of December 31, 1999  1,000,000     100        -        (535)        -         (435)
   Fair value of expenses
        contributed                     -        -       535         -          -          535
   Net loss December 31, 2000           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2000  1,000,000     100       535        (535)       -          100
   Net loss December 31, 2001           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2001  1,000,000     100       535        (535)       -          100
   Net loss December 31, 2002           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2002  1,000,000     100       535        (535)       -          100
   Net loss December 31, 2003           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2003  1,000,000     100       535        (535)       -          100
   Net loss December 31, 2004           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2004  1,000,000     100       535        (535)       -          100
   Net loss December 31, 2005           -        -        -          -          -           -
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2005  1,000,000     100       535        (535)       -          100
   Fair value of expenses
        contributed                     -        -       780         -          -          780
   Net loss                             -        -        -         (780)       -         (780)
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2006  1,000,000     100     1,315      (1,315)       -          100
   Fair value of expenses
        contributed                     -        -       780         -          -          780
   Net loss                             -        -        -         (780)       -         (780)
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2007  1,000,000     100     2,095      (2,095)       -          100
   Net loss                             -        -        -       (2,000)       -       (2,000)
                                 ---------   ------   -------   ---------    -------    -------
Balance as of December 31, 2008  1,000,000     100     2,095      (4,095)       -       (1,900)
   Redemption of common stock     (500,000)    (50)       -          -          -          (50)
   Common stock issuance         3,000,000     300        -          -        (300)        -
   Fair value of expenses
        contributed                     -        -     1,667         -          -        1,667
   Net loss                             -        -        -       (6,556)       -       (6,556)
                                  ---------  ------   -------   ---------     ------   --------
 Balance as of December 31, 2009  3,500,000  $  350   $3,762    $(10,651)    $(300)    $(6,839)



               See accompanying notes to financial statements
                                       4

                           CABINET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
                AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                 TO DECEMBER 31, 2009
                               ------------------------


                                      For the Year  For the Year   For The Period from
                                         Ended         Ended          March 24, 1999
                                      December 31,   December 31,     (Inception) to
                                         2009          2008         December 31 2009
                                      -----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                               $ (6,556)      $ (2,500)      $   (10,651)
Adjustment to reconcile
 net loss to net cash used by
 operating activities:

  Contributed expenses                    1,667             -               3,762
Increase (decrease) in liabilities:
  Accrued liabilities                     4,889          2,500              6,889
                                         -------         -------          --------
  Net Cash Used In Operating Activities      -               -                  -
                                         -------         -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:        -               -                  -
                                         -------         -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock       -               -                 100
                                         -------         -------           --------
  Net Cash Provided By Financing
    Activities                               -               -                 100
                                         -------         -------           --------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                             -               -                 100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                100            100                  -
                                         -------         -------            -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                        $   100         $  100           $     100
=========================               ========        ========         ==========

SUPPLEMENTAL DISCLOSURES

NON-CASH FINANCING ACTIVITIES:
-----------------------------
Common stock issued for
     subscription receivable            $   300         $    -            $    300
Common stock redeemed and amount
     owed to shareholder                    (50)             -                 (50)


                    See accompanying notes to financial statements

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Cabinet Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation, and the change of stockholder control and management in October 2009 as further discussed in Note 2(B). The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(D) Taxes

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 740-10-50-2 "Income Taxes" requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

(E) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the Untied States of America, which contemplates continuation of the Company as a going concern. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $10,651 and a working capital deficit of $6,839 as of December 31, 2009. The Company also has a net loss from operations of $6,556 for the year then ended.

The future success of the Company is dependent on its ability to find and successfully merge with a target business. There can be no assurance that the Company will be successful in completing a merger, or that it will continue to receive funding from its President.

(F) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended December 31, 2009 and 2008.

(G) Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

     These tiers include:

Level 1   defined as observable inputs such as quoted prices in active markets;
Level 2   defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3   defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts payable and accrued liabilities and stock redemption payable approximate their fair values because of the short maturity of these instruments.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to ASC 605 "Revenue
Recognition" for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. The Company believes adopting the new guidance will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2    INCOME TAXES

There is no provision for income taxes because the Company has incurred net operating losses. There are no deferred tax assets from temporary differences, other than net operating losses, because the Company is still in development stage and only has incurred professional fees in connection with its filings with the SEC. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain. Therefore, the deferred tax assets have been fully offset by a valuation allowance. For 2009, the valuation allowance increased by $3,621. Significant components of the Company's deferred tax assets are as follows:

                                           2009      2008

    Net operating loss carryforwards     $ 3,621    $  1,392
    Valuation allowance                    3,621       1,392
                                         ________   ________
    Net deferred tax asset               $   -      $    -

At December 31, 2009 the Company's federal net operating loss carry-forward was $10,651 which will begin to expire in 2019. The availability of the federal net operating loss carry-forward may be subject to limitations based on ownership changes as defined in the United States Internal Revenue Code, which could prevent the Company from realizing some or all of its net operating loss carry-forward.

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

On October 8, 2009, the following events occurred which resulted in a change in control of the Company: 500,000 shares of the total 1,000,000 outstanding shares of common stock of the Company were redeemed at par from the prior shareholder, Pierce Mill Associates, Incorporated. These shares were subsequently canceled. The Company has not yet made payment of $50 for the redemption of these shares.

The Company also issued 1,000,000 shares of common stock at par each to Glenn Geller, Marla Beans and Michael Sinnwell, Jr. The 3,000,000 shares issued represent 85.8% of the total outstanding 3,500,000 shares of common stock. The Company has not yet received payment totaling $300 for the issuance of these shares.

Following the transactions above, new officers and directors were elected and the prior officer and directors resigned as outlined below:

On October 8, 2009, James M. Cassidy resigned as the Company's president, secretary and sole director.

On October 8, 2009, the following individuals were elected to the Board of Directors of the Company:


Glenn Geller
Marla Beans
Michael Sinnwell, Jr.
Thomas F. Kelley
Gaden Griffin

On October 8, 2009, the following individuals were appointed to the following offices of the Company:

    Glenn Geller                  President
    Marla Beans                   Chief Operating Officer
    Michael Sinnwell, Jr.         Chief Technology Officer
    Thomas F. Kelley              General Counsel, Secretary
    Gaden Griffin                 Vice President

(C) Additional Paid-In Capital

Additional paid-in capital as of December 31, 2009 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 3    AGREEMENT

There is an agreement between Tiber Creek Corporation and the Company to provide various services, including a business combination between the Company and a target company, a name change, and the registration of its securities and their quotation on the OTC Bulletin Board.

NOTE 4    RELATED PARTIES

Pierce Mill Associates is a 14.2% stockholder of the Company which is 100% owned by the same individual who also owns 100% of the outstanding stock of Tiber Creek Corporation. Tiber Creek Corporation is expected to perform consulting services for the Company in the future
(see Note 3).


                     Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized

                         CABINET ACQUISITION CORPORATION


Date:4/15/2010		By Glenn Geller
                         President


Date:4/15/2010		By /s/ Glenn Geller
                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title               Date


/s/ Glenn Geller		Director  		4/15/2010



/s/ Marla Beans			Director  		4/15/2010



/s/ Michael Sinnwell, Jr.	Director  		4/15/2010



/s/ Tom Kelley			Director  		4/15/2010



/s/ Gaden Griffin		Director		4/15/2010